Form 10-K
period 2004-12-31
Banc of America Mortgage Securities Mortgage Pass-Through Certificates Series 2004-6
filed 2005-03-28
CIK 1295645

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-105940-37


        Banc of America Mortgage Securities, Inc.
        Mortgage Pass-Through Certificates
        Series 2004-6

     (Exact name of registrant as specified in its charter)


   New York                                         54-2155114
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                          Introductory Note

  This Annual Report on Form 10-K is prepared in reliance on the no-action letter dated March 26, 1993 issued by the Securities and Exchange Commission to Nomura Asset Securities Corporation.



                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5. Market for registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2004, the total number of holders of record for the Series of Certificates is 35.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

     (4.1) Pooling and Servicing Agreement (filed as an exhibit to Form
           8-K on August 20, 2004), as amended by Amendment No. 1 (filed as an exhibit to Form 8-K on December 10, 2004).

     (31.1) Rule 13a-14(a)/15d-14(a) Certification.

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2004.

     (99.2) Annual Statements of Compliance under the Pooling and Servicing
            Agreement for the year ended December 31, 2004.

     (99.3) Schedule of Year-To-Date Principal and Interest Distributions to
            Certificateholders.

    (b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

    (c) Not Applicable.

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Banc of America Mortgage Securities, Inc.
    Mortgage Pass-Through Certificates
    Series 2004-6
    (Registrant)


  Signed: Bank of America, N.A. as Servicer

  By:     Robert Caruso, Senior Vice President

  By: /s/ Robert Caruso, Senior Vice President

  Dated: March 24, 2005


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



  Exhibit Index

  Exhibit No.


     (4.1) Pooling and Servicing Agreement (filed as an exhibit to Form
           8-K on August 20, 2004), as amended by Amendment No. 1 (filed as an exhibit to Form 8-K on December 10, 2004).

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2004.

     (99.2) Annual Statements of Compliance under the Pooling and Servicing
            Agreement for the year ended December 31, 2004.

     (99.3) Schedule of Year-To-Date Principal and Interest Distributions to
            Certificateholders.


                                                                    Exhibit 31.1

                                  Certification

I, Robert Caruso, a Senior Vice President of Bank of America, N.A., certify that:

1. I have reviewed this annual report on Form 10-K, and all monthly current reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report of the Banc of America Mortgage 2004-6 Trust (the "Trust") formed pursuant to the Pooling and Servicing Agreement, dated June 28, 2004, as amended by Amendment No. 1, dated December 10, 2004, among Banc of America Mortgage Securities, Inc., Bank of America, N.A. and Wells Fargo Bank, N.A. (the "Agreement");

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the Agreement for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the Agreement and based upon my knowledge and the annual compliance review required under the Agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the Agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards, based upon the report provided by an independent public accountant after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure as set forth in the Agreement that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated party: Wells Fargo Bank, N.A.


                                          By:  /s/ Robert Caruso
                                          Name:  Robert Caruso
                                          Title: Senior Vice President
                                          Dated: March 8, 2005

EX-99.1


  (Logo) PricewaterhouseCoopers


  PricewaterhouseCoopers LLP
  214 N. Tryon Street
  Ste 3600
  Charlotte NC 28202

  Telephone (704) 344 7500
  Facsimile (704) 344 4100


  Report of Independent Accountants

  To the Board of Directors and Shareholder of Bank of America, N.A.

  We have examined management's assertion concerning the mortgage division of Bank of America, N.A.'s (the "Company"), an operating division of Bank of America, N.A., compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2004 included in the accompanying management assertion (see
  Exhibit 1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

  Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

  In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


  /s/ PriceWaterhouseCoopers LLP
  March 11, 2005

                                                                 Exhibit 1

  Bank of America
  (Logo)

  Bank of America
  475 CrossPoint Parkway
  PO Box 9000
  Getzville, NY 14068-9000

  Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


  March 11, 2005

  As of and for the year ended December 31, 2004, Bank of America, N.A. (the "Company"), has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

  As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $325,000,000 and $180,000,000, respectively.


  /s/ Floyd S. Robinson
  Floyd S. Robinson
  Senior Vice President
  President Consumer Real Estate
  Bank of America, N.A.

  /s/ H. Randall Chestnut
  H. Randall Chestnut
  Senior Vice President
  Bank of America, N.A.

  /s/ Mike Kula
  Mike Kula
  Senior Vice President
  Finance Executive
  Bank of America, N.A.

  /s/ Robert Caruso
  Robert Caruso
  Senior Vice President
  National Servicing Executive
  Bank of America, N.A.

  /s/ J. Mark Hanson
  J. Mark Hanson
  Senior Vice President
  Bank of America, N.A.





EX-99.2


                    BANC OF AMERICA MORTGAGE SECURITIES, INC.
                       MORTGAGE PASS-THROUGH CERTIFICATES,
                      SERIES SET FORTH ON EXHIBIT I HERETO

                 OFFICER'S CERTIFICATE PURSUANT TO SECTION 3.18
                  OF THE AGREEMENTS LISTED ON EXHIBIT I HERETO
                  --------------------------------------------

            I, H. Randall Chestnut, Senior Vice President of Bank of America, N.A., as servicer (the "Servicer"), hereby certify pursuant to Section 3.18 of the Pooling and Servicing Agreements listed on Exhibit I hereto (collectively, the "Agreements") that: (a) a review of the activities of the Servicer during calendar year 2004 and of the performance of the Servicer under the Agreements has been made under my supervision, and (b) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under the Agreements throughout calendar year 2004.

Dated:  March 12, 2005


                                       BANK OF AMERICA, N.A.,
                                          as Servicer


                                       By:   /s/ H. Randall Chestnut
                                       Name:  H. Randall Chestnut
                                       Title: Senior Vice President



                                                                     EXHIBIT I


                PARTIES                    DATE OF POOLING         SERIES
                                              AGREEMENT
===============================================================================

Banc of America Mortgage Securities,    December 19, 2002, as   BoAMS 2002-L
Inc., Bank of America, N.A. and Wells   amended by Amendment
Fargo Bank, N.A.                        No. 1, dated January
                                        30, 2004

Banc of America Mortgage Securities,    January 28, 2003, as    BoALT 2003-1
Inc., Bank of America, N.A. and Wells   amended by Amendment
Fargo Bank, N.A.                        No. 1, dated January
                                        30, 2004

Banc of America Mortgage Securities,    January 28, 2003, as       2003-A
Inc., Bank of America, N.A. and Wells   amended by Amendment
Fargo Bank, N.A.                        No. 1, dated January
                                        30, 2004

Banc of America Mortgage Securities,    January 28, 2003 (as       2003-1
Inc., Bank of America, N.A. and Wells   amended, January 30,
Fargo Bank, N.A.                        2004)

Banc of America Mortgage Securities,    February 25, 2003, as      2003-B
Inc., Bank of America, N.A. and Wells   amended by Amendment
Fargo Bank, N.A.                        No. 1, dated January
                                        30, 2004

Banc of America Mortgage Securities,    March 24, 2003, as         2003-2
Inc., Bank of America, N.A. and Wells   amended by Amendment
Fargo Bank, N.A.                        No. 1, dated January
                                        30, 2004

Banc of America Mortgage Securities,    March 25, 2003, as         2003-C
Inc., Bank of America, N.A. and Wells   amended by Amendment
Fargo Bank, N.A.                        No. 1, dated January
                                        30, 2004

Banc of America Mortgage Securities,    March 25, 2003, as      BoALT 2003-2
Inc., Bank of America, N.A. and Wells   amended by Amendment
Fargo Bank, N.A.                        No. 1, dated January
                                        30, 2004

Banc of America Mortgage Securities,    April 23, 2003, as         2003-3
Inc., Bank of America, N.A. and Wells   amended by Amendment
Fargo Bank, N.A.                        No. 1, dated January
                                        30, 2004

Banc of America Mortgage Securities,    April 24, 2003, as      BoALT 2003-3
Inc., Bank of America, N.A. and Wells   amended by Amendment
Fargo Bank, N.A.                        No. 1, dated January
                                        30, 2004

Banc of America Mortgage Securities,    April 24, 2003, as         2003-D
Inc., Bank of America, N.A. and Wells   amended by Amendment
Fargo Bank, N.A.                        No. 1, dated January
                                        30, 2004

Banc of America Mortgage Securities,    May 22, 2003, as           2003-4
Inc., Bank of America, N.A. and Wells   amended by Amendment
Fargo Bank, N.A.                        No. 1, dated January
                                        30, 2004

Banc of America Mortgage Securities,    May 22, 2003, as        BoALT 2003-4
Inc., Bank of America, N.A. and Wells   amended by Amendment
Fargo Bank, N.A.                        No. 1, dated January
                                        30, 2004

Banc of America Mortgage Securities,    May 22, 2003, as           2003-E
Inc., Bank of America, N.A. and Wells   amended by Amendment
Fargo Bank, N.A.                        No. 1, dated January
                                        30, 2004

Banc of America Mortgage Securities,    June 24, 2003 (as          2003-F
Inc., Bank of America, N.A. and Wells   amended, January 30,
Fargo Bank, N.A.                        2004)

Banc of America Mortgage Securities,    June 24, 2003, as       BoALT 2003-5
Inc., Bank of America, N.A. and Wells   amended by Amendment
Fargo Bank, N.A.                        No. 1, dated January
                                        30, 2004

Banc of America Mortgage Securities,    July 24, 2003, as          2003-G
Inc., Bank of America, N.A. and Wells   amended by Amendment
Fargo Bank, N.A.                        No. 1, dated January
                                        30, 2004

Banc of America Mortgage Securities,    July 24, 2003, as          2003-6
Inc., Bank of America, N.A. and Wells   amended by Amendment
Fargo Bank, N.A.                        No. 1, dated January
                                        30, 2004

Banc of America Mortgage Securities,    July 24, 2003, as       BoALT 2003-6
Inc., Bank of America, N.A. and Wells   amended by Amendment
Fargo Bank, N.A.                        No. 1, dated January
                                        30, 2004

Banc of America Mortgage Securities,    August 27, 2003, as        2003-7
Inc., Bank of America, N.A. and Wells   amended by Amendment
Fargo Bank, N.A.                        No. 1, dated January
                                        30, 2004

Banc of America Mortgage Securities,    August 27, 2003, as        2003-H
Inc., Bank of America, N.A. and Wells   amended by Amendment
Fargo Bank, N.A.                        No. 1, dated January
                                        30, 2004

Banc of America Mortgage Securities,    August 27, 2003, as     BoALT 2003-7
Inc., Bank of America, N.A. and Wells   amended by Amendment
Fargo Bank, N.A.                        No. 1, dated January
                                        30, 2004

Banc of America Mortgage Securities,    September 25, 2003,        2003-I
Inc., Bank of America, N.A. and Wells   as amended by
Fargo Bank, N.A.                        Amendment No. 1,
                                        dated January 30, 2004

Banc of America Mortgage Securities,    September 25, 2003,     BoALT 2003-8
Inc., Bank of America, N.A. and Wells   as amended by
Fargo Bank, N.A.                        Amendment No. 1,
                                        dated January 30, 2004

Banc of America Mortgage Securities,    October 23, 2003           2003-8
Inc., Bank of America, N.A. and Wells
Fargo Bank, N.A.

Banc of America Mortgage Securities,    October 27, 2003        BoALT 2003-9
Inc., Bank of America, N.A. and Wells
Fargo Bank, N.A.

Banc of America Mortgage Securities,    October 27, 2003           2003-J
Inc., Bank of America, N.A. and Wells
Fargo Bank, N.A.

Banc of America Mortgage Securities,    November 25, 2003          2003-K
Inc., Bank of America, N.A. and Wells
Fargo Bank, N.A.

Banc of America Mortgage Securities,    November 25, 2003          2003-9
Inc., Bank of America, N.A. and Wells
Fargo Bank, N.A.

Banc of America Mortgage Securities,    November 26, 2003       BoALT 2003-10
Inc., Bank of America, N.A. and Wells
Fargo Bank, N.A.

Banc of America Mortgage Securities,    December 23, 2003          2003-10
Inc., Bank of America, N.A. and Wells
Fargo Bank, N.A.

Banc of America Mortgage Securities,    December 23, 2003          2003-L
Inc., Bank of America, N.A. and Wells
Fargo Bank, N.A.

Banc of America Mortgage Securities,    December 23, 2003       BoALT 2003-11
Inc., Bank of America, N.A. and Wells
Fargo Bank, N.A.

Banc of America Mortgage Securities,    January 29, 2004        BoALT 2004-1
Inc., Bank of America, N.A. and Wells
Fargo Bank, N.A.

Banc of America Mortgage Securities,    January 29, 2004           2004-A
Inc., Bank of America, N.A. and Wells
Fargo Bank, N.A.

Banc of America Mortgage Securities,    January 29, 2004           2004-1
Inc., Bank of America, N.A. and Wells
Fargo Bank, N.A.

Banc of America Mortgage Securities,    February 26, 2004          2004-B
Inc., Bank of America, N.A. and Wells
Fargo Bank, N.A.

Banc of America Mortgage Securities,    February 26, 2004          2004-2
Inc., Bank of America, N.A. and Wells
Fargo Bank, N.A.

Banc of America Mortgage Securities,    February 26, 2004       BoALT 2004-2
Inc., Bank of America, N.A. and Wells
Fargo Bank, N.A.

Banc of America Mortgage Securities,    March 30, 2004             2004-C
Inc., Bank of America, N.A. and Wells
Fargo Bank, N.A.

Banc of America Mortgage Securities,    March 30, 2004          BoALT 2004-3
Inc., Bank of America, N.A. and Wells
Fargo Bank, N.A.

Banc of America Mortgage Securities,    March 30, 2004             2004-3
Inc., Bank of America, N.A. and Wells
Fargo Bank, N.A.

Banc of America Mortgage Securities,    April 29, 2004          BoALT 2004-4
Inc., Bank of America, N.A. and Wells
Fargo Bank, N.A.

Banc of America Mortgage Securities,    April 29, 2004             2004-D
Inc., Bank of America, N.A. and Wells
Fargo Bank, N.A.

Banc of America Mortgage Securities,    April 29, 2004             2004-4
Inc., Bank of America, N.A. and Wells
Fargo Bank, N.A.

Banc of America Mortgage Securities,    May 27, 2004               2004-5
Inc., Bank of America, N.A. and Wells
Fargo Bank, N.A.

Banc of America Mortgage Securities,    May 27, 2004            BoALT 2004-5
Inc., Bank of America, N.A. and Wells
Fargo Bank, N.A.

Banc of America Mortgage Securities,    May 27, 2004               2004-E
Inc., Bank of America, N.A. and Wells
Fargo Bank, N.A.

Banc of America Mortgage Securities,    June 28, 2004              2004-F
Inc., Bank of America, N.A., Wachovia
Bank, National Association and Wells
Fargo Bank, N.A.

Banc of America Mortgage Securities,    June 28, 2004           BoALT 2004-6
Inc., Bank of America, N.A. and Wells
Fargo Bank, N.A.

Banc of America Mortgage Securities,    June 28, 2004, as          2004-6
Inc., Bank of America, N.A. and Wells   amended by Amendment
Fargo Bank, N.A.                        No. 1 thereto, dated
                                        December 10, 2004

Banc of America Mortgage Securities,    July 29, 2004              2004-G
Inc., Bank of America, N.A., Wachovia
Bank, National Association and Wells
Fargo Bank, N.A.

Banc of America Mortgage Securities,    July 29, 2004, as          2004-7
Inc., Bank of America, N.A. and Wells   amended by Amendment
Fargo Bank, N.A.                        No. 1 thereto, dated
                                        November 5, 2004

Banc of America Mortgage Securities,    July 29, 2004           BoALT 2004-7
Inc., Bank of America, N.A. and Wells
Fargo Bank, N.A.

Banc of America Mortgage Securities,    August 26, 2004            2004-H
Inc., Bank of America, N.A. and Wells
Fargo Bank, N.A.

Banc of America Mortgage Securities,    August 26, 2004         BoALT 2004-8
Inc., Bank of America, N.A. and Wells
Fargo Bank, N.A.

Banc of America Mortgage Securities,    September 28, 2004         2004-8
Inc., Bank of America, N.A. and Wells
Fargo Bank, N.A.

Banc of America Mortgage Securities,    September 28, 2004         2004-I
Inc., Bank of America, N.A. and Wells
Fargo Bank, N.A.

Banc of America Mortgage Securities,    September 28, 2004      BoALT 2004-9
Inc., Bank of America, N.A. and Wells
Fargo Bank, N.A.

Banc of America Mortgage Securities,    October 28, 2004           2004-9
Inc., Bank of America, N.A. and Wells
Fargo Bank, N.A.

Banc of America Mortgage Securities,    October 28, 2004        BoALT 2004-10
Inc., Bank of America, N.A. and Wells
Fargo Bank, N.A.





  EX-99.3


   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   1-A-1                             412,500.00                  0.00                 0.00              15,000,000.00
   1-A-10                             31,680.00                  0.00                 0.00               1,152,000.00
   1-A-11                             33,715.08             44,406.77                 0.00               1,194,333.23
   1-A-12                          3,862,262.57          5,087,058.82                 0.00             136,817,941.18
   1-A-2                              75,000.00                  0.00                 0.00               2,500,000.00
   1-A-3                             943,807.73          (943,807.71)                 0.00              34,872,933.73
   1-A-4                             483,772.23            943,807.73                 0.00              17,039,065.27
   1-A-5                             612,596.23            905,645.96                 0.00              21,630,341.04
   1-A-6                                   0.00                  0.00                 0.00                 227,273.00
   1-A-7                             601,975.02                  0.00                 0.00              21,890,000.00
   1-A-8                           2,718,906.85          3,883,870.37                 0.00              96,116,129.63
   1-A-9                             130,656.63          (130,656.63)                 0.00               4,827,656.62
   1-A-R                                   1.32                100.00                 0.00                       0.00
   1-B-1                             135,619.70             32,300.92                 0.00               4,912,699.08
   1-B-2                              41,741.79              9,941.77                 0.00               1,512,058.24
   1-B-3                              31,292.63              7,453.06                 0.00               1,133,546.95
   1-B-4                              26,081.77              6,211.97                 0.00                 944,788.03
   1-B-5                              15,660.03              3,729.79                 0.00                 567,270.21
   1-B-6                              10,449.35              2,488.67                 0.00                 378,518.33
   2-A-1                             553,300.02                  0.00                 0.00              20,120,000.00
   2-A-2                           1,980,859.82          3,234,677.50                 0.00              69,994,322.50
   2-A-3                             259,999.98                  0.00                 0.00               8,000,000.00
   2-A-4                             185,307.48                  0.00                 0.00               5,929,840.00
   2-A-5                                   0.00                  0.00                 0.00               2,263,160.00
   2-A-6                              61,462.50                  0.00                 0.00               2,235,000.00
   2-A-7                              80,038.07             85,137.57                 0.00               2,856,862.44
   2-B-1                              47,776.27             11,308.13                 0.00               1,730,691.87
   2-B-2                              13,164.53              3,115.89                 0.00                 476,884.10
   2-B-3                               9,873.39              2,336.93                 0.00                 357,663.07
   2-B-4                               4,936.70              1,168.47                 0.00                 178,831.54
   2-B-5                               4,964.13              1,174.95                 0.00                 179,825.05
   2-B-6                               3,295.21                779.85                 0.00                 119,369.15
   30-IO                             85,901.40                  0.00                 0.00               3,026,680.76
   A-PO                                   0.00            218,159.00                 0.00               9,955,655.99